Form 10QSB
period 2004-09-30
SONOMA MARINE TECHNOLOGIES INC
filed 2004-11-15
CIK 1092808

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                    FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2004

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

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        1,000,000
----------------------------------                        --------------------
Title of Class                                     Number of Shares outstanding
                                                         at September 30, 2004

Transitional Small Business Format     Yes            No    X

No exhibits included.


                                         SONOMA MARINE TECHNOLOGIES, INC.
                                       (A Company in the Development Stage)

                                                  BALANCE SHEETS



                                                      ASSETS

                                                                                  June 30,        September 30,
                                                                                    2004              2004




    TOTAL CURRENT ASSETS                                                          $                 $
                                                                                  =========         =


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                              $     720         $    720
    Accounts payable - related party                                                  3,566            3,566
                                                                                  ---------         --------

    TOTAL LIABILITIES                                                             $   4,286         $  4,286

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                 1,000            1,000

Capital in excess of par value                                                           15               15

Deficit accumulated during the development stage                                    (5,301)          (5,301)
                                                                                  ---------          -------


    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (4,286)          (4,286)
                                                                                  ---------         --------



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


                                         SONOMA MARINE TECHNOLOGIES, INC.
                                       (A Company in the Development Stage)

                                             STATEMENTS OF OPERATIONS



                                                                                           CUMULATIVE
                                                       FOR THE THREE                FROM INCEPTION
                                                        MONTHS ENDED                (April 20, 1994)
                                                          September 30,                      TO
                                               2004               2003              September 30, 2004


REVENUES                                $          -0-    $          -0-          $                    -0-
                                        --------------    --------------          ------------------------

OPERATING EXPENSES

  General and Administrative                                                                         5,301

TOTAL OPERATING EXPENSES                                                                             5,301

NET (LOSS)                                                                        $                (5,301)

NET (LOSS) PER SHARE                    $                 $                       $                  (.00)
                                        ==============    ==============          ========================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,000,000         1,000,000                         1,000,000
                                        ==============    ==============          ========================

















                               See accompanying Notes to Financial Statements.


                                         SONOMA MARINE TECHNOLOGIES, INC.
                                       (A Company in the Development Stage)

                                             STATEMENTS OF CASH FLOWS

                                                                                                        CUMULATIVE
                                                 FOR THE THREE                                FROM INCEPTION
                                                   MONTHS ENDED                                 (April 20, 1994)
                                                         September 30,                                 TO
                                                    2004                 2003                   September 30, 2004


CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $                 $                       $                (5,301)

  Add item not requiring the
   use of cash - amortization                                                                        1,015

  Increase (decrease) in accounts
   payable                                                                                           4,286

  Net cash flows from operating
   activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                             (1,015)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                              1,015

  Net Cash flows from financing
   activities                                                                                        1,015

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                $                 $                       $
                                        ==============    ==============          =


                               See accompanying Notes to Financial Statements.

                                          SONOMA MARINE TECHNOLOGIES, INC.
                                        (A Company in the Development Stage)

                                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                     (UNAUDITED)
                                                 September 30, 2004


1.       Comments

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2004 financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year.


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


                                            SONOMA MARINE TECHNOLOGIES, INC.



Date:     November 14, 2004                                   By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                President and Chief Financial
                                               Officer (chief financial officer
                                              and accounting officer and duly
                                                           authorized officer)